Form 10-K/A
period 1996-03-31
FRANKLIN BEN RETAIL STORES INC /DE/
filed 1996-08-14
CIK 880928

- --------------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-K/A
                                   AMENDMENT NO. 1

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE FISCAL YEAR ENDED MARCH 31, 1996

                            COMMISSION FILE NUMBER 0-20079

                           BEN FRANKLIN RETAIL STORES, INC.
                        --------------------------------------
                (Exact Name of Registrant as Specified in its Charter)

              DELAWARE                                        25-1552155
               --------                                        ----------
         (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

500 E. North Avenue, Carol Stream, Illinois                     60188-2168
- -------------------------------------------                     ------------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)


Registrant's Telephone Number, Including Area Code              708-462-6100
                                                                 --------------



             Securities registered pursuant to Section 12(b) of the Act:

                                         None

             Securities registered pursuant to Section 12(g) of the Act:

                                 Title of each class
                       Common Stock - par value $.01 per share
                7-1/2% Convertible Subordinated Notes Due June 1, 2003


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
    such filing requirements for the past 90 days.  Yes     No.  X.

    Indicate by check mark if the disclosure of delinquent filers pursuant to
    Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

    At June 14, 1996 the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $7,573,358.

    At June 14, 1996 there were 5,462,750 shares of registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:  None

    THIS AMENDMENT TO THE FORM 10-K FILED ON JULY 15, 1996, BY BEN FRANKLIN RETAIL STORES, INC. (THE "COMPANY") IS BEING MADE SOLELY TO PROVIDE THE INFORMATION REQUIRED BY PART III OF FORM 10-K AND SHOULD NOT BE CONSTRUED AS AN INDICATION THAT NO MATERIAL CHANGES HAVE OCCURRED WITH RESPECT TO THE INFORMATION CONTAINED IN THE JULY 15, 1996 10-K FILING. AS DISCLOSED IN THE COMPANY'S PRESS RELEASE OF JULY 26, 1996, AND THE COMPANY'S FORM 8-K, FILED WITH THE COMMISSION ON AUGUST 9, 1996, THE COMPANY AND CERTAIN OF ITS SUBSIDIARIES HAVE FILED FOR PROTECTION FROM THEIR CREDITORS PURSUANT TO CHAPTER 11 OF THE UNITED STATES BANKRUPTCY CODE.


                                       PART III




ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth information as of July 31, 1996 with respect to those persons who are presently directors or executive officers of the Company. Each director holds office until the annual meeting of the Company's shareholders held for the year indicated below and each officer holds office until the next annual meeting of directors:


                                        Principal Occupation and                                Period of
                                       Business Experience During                              Service as
         Name             Age              the Past Five Years             Directorships     Company Director
         ----              ---     -----------------------------------     ---------------    ----------------
DIRECTORS
Terms expiring in 1996:

Alfred H. Kingon          65      Principal of Kingon International,      FoxMeyer Health     1991-Present
                                  Inc., an international investment       Corporation
                                  and consulting firm.

Robert A. Kendig          49      1995-Present: President and                                 1996-Present
                                  Chief Operating Officer of the
                                  Company.  1994-1995: Sr. Vice
                                  President- Merchandising and
                                  Advertising of the Company.
                                  1993-1994:  President of Office
                                  America Corp. 1991-1993:
                                  Executive Vice President and
                                  Chief Operating Officer of Office
                                  America Corp.



                                        Principal Occupation and                                Period of
                                       Business Experience During                              Service as
         Name             Age              the Past Five Years             Directorships     Company Director
         ----              ---     -----------------------------------     ---------------    ----------------

Terms Expiring in 1997:

Abbey J. Butler
(Co-Chairman)                59   1991-Present: Co-Chief                  FoxMeyer Health     1991-Present
                                  Executive Officer of FoxMeyer           Corporation; FWB
                                  Health Corporation, a holding           Bancorporation
                                  company involved in health care
                                  services, managed care services,
                                  and distribution of
                                  pharmaceutical products and
                                  health and beauty aids.

Melvyn J. Estrin (1)              1991-Present; Co-Chief                  FoxMeyer Health     1991-Present
(Co-Chairman)                     Executive Officer of FoxMeyer           Corporation,
                                  Health Corporation.                     Washington Gas Light
                                                                          Company; FWB
                                                                          Bancorporation

Terms Expiring in 1998:

Harvey A. Fain               58   1982-Present: President and                                      1991-Present
                                  Chief Executive Officer of Harvey
                                  A. Fain & Co., Inc., a computer
                                  consulting company.

Sheldon W. Fantle            73   1990-Present: Chairman and              FoxMeyer Health          1991-Present
                                  Chief Executive Officer of Fantle       Corporation
                                  Enterprises, Inc., a venture
                                  capital, consulting and public
                                  relations firm.

William A. Lemer (1)         55   Private investor and real estate                                 1991-Present
                                  developer.

EXECUTIVE OFFICERS
David A. Brainard            37   1994-Present: Sr. Vice President-
                                  Chief Financial Officer of the
                                  Company.  1991-1993: Vice
                                  President-Accounting and
                                  Finance of the Company.

Richard T. Krubeck           51   1991-Present: Sr. Vice President-
                                  General Counsel and Secretary of
                                  the Company.




                                         Principal Occupation and                                Period of
                                        Business Experience During                              Service as
         Name              Age              the Past Five Years             Directorships     Company Director
         ----              ---     -----------------------------------     ---------------    ----------------

Robert M. Spencer          56     1996-Present: Executive Vice
                                  President-Operations of the
                                  Company.  1993-1996:  Private
                                  Investor.  1988-1993:  President
                                  and Chief Executive Officer of
                                  McCrory Stores Corp.

Edward Walker              63     1991-Present: Sr. Vice President-
                                  Franchise Business Services of
                                  the Company.

David J. Laroche           34     1996-Present: Vice President-
                                  Controller and Chief Accounting
                                  Officer of the Company.  1995:
                                  Controller for SportsTown, Inc.
                                  1993-1995: Senior Manager, Merchandise
                                  Accounting for The Home Depot, Inc.
                                  1990-1993: Director of Financial Operations
                                  for Ames Department Stores, Inc.

Michele M. Benoit          40     1995-Present: Vice President-
                                  Human Resources of the
                                  Company.  1994-1995: Vice
                                  President and Managing Director
                                  of Kennedy and Company.
                                  1987-1993: Director of Human
                                  Resources for Montgomery Ward
                                  & Co., Inc.

Phyllis A. DiNaro          38     1992-Present: Vice President-
                                  Financial Planning of the
                                  Company.  1991-1992: Senior
                                  Financial Analyst for
                                  Macmillan/McGraw Hill Publishing
                                  Co.

David J. Larson            49     1987-Present: Vice President-
                                  North Central Region of the
                                  Company.

C. Wayne Pyrant            46     1991-Present: Vice President-
                                  Franchise Sales of the Company.

Scott E. Sayers            45     1995-Present: Vice President-
                                  Information Systems of the
                                  Company.  1989-1994:  Director
                                  of PC Systems for the Company.

Donald V. Streu            64     1991-Present: Vice President-
                                  Merchandising of the Company.

                                        -3-



                                         Principal Occupation and                                Period of
                                        Business Experience During                              Service as
         Name              Age              the Past Five Years             Directorships     Company Director
         ----              ---     -----------------------------------     ---------------    ----------------


Kent Wise                  50     1995-Present: Vice President-
                                  Eastern Region of the Company.
                                  1993-1995: Vice President -
                                  Western Region of the Company.
                                  1986-1993:  Executive Vice
                                  President of McCrory Stores
                                  Corp.

Tom Gasperini              47     1995-Present:  Vice President-
                                  Western Region of the Company.
                                  1994-1995:  District Manager for
                                  Circuit City, Inc. 1985-1994:
                                  Regional Vice President of
                                  McCrory Stores Corp.

- ------------------------------


(1) Mr. Estrin and Mr. Lemer are brothers-in-law.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES AND EXCHANGE ACT OF 1934

    Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's Directors, executive officers and persons who beneficially own more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of beneficial ownership of the Common Stock and reports of changes in such ownership.

    To the Company's knowledge, based solely upon a review of copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended March 31, 1996, its officers, Directors and greater than 10% beneficial owners complied with all applicable
Section 16(a) filing requirements.


ITEM 11 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The Summary Compensation Table below includes, for each of the fiscal years ended March 31, 1996, 1995 and 1994, individual compensation for services to the Company and its subsidiaries paid to the two persons who served as Chief Operating Officer of the Company in Fiscal 1996 and the four other most highly paid executive officers of the Company in Fiscal 1996 whose salary and bonus exceeded $100,000 (the "Named Executives").


                                                                                Long Term
                                                        Annual Compensation    Compensation

                                                                                Securities
Name and Principal                                         Other Annual         Underlying      All Other
Position                                         Bonus     Compensation          Options      Compensation
                        Year      Salary ($)     ($)(3)    ($)(4)                 (#)(5)         ($)(6)
- -------------------    -----     ----------    -------     ------------         ---------   -----------------
Robert A. Kendig        1996       240,385           --      12,400              71,000           --
  President and Chief   1995       184,692       24,750       8,400              46,000       37,087(7)
  Operating Officer(1)  1994           --            --        --                   --            --

John B. Menzer          1996       164,184           --       6,498                 --          4,005
  President and Chief   1995       260,000       112,700     14,400               50,000        6,724
  Operating             1994       223,333           --      12,200               18,000        7,773
  Officer(2)

Richard T. Krubeck      1996       137,500           --       9,600                56,000       7,045
  Senior Vice           1995       127,250       37,250       9,600                21,000       5,951
  President, General    1994       120,048        5,000       9,600                10,000       6,754
  Counsel and
  Secretary

David A. Brainard       1996       128,000           --       9,600                46,000        6,721
  Senior Vice           1995       100,000       24,350       9,600                21,000        4,725
  President and Chief   1994        86,547       13,750       9,600                10,000        4,513
  Financial Officer

Kenneth L. Fisher       1996       124,557        4,000         --                 14,500        5,965
  Vice President -      1995       120,345        4,000         --                  7,000        5,416
  Distribution and      1994       117,985          --          --                     --        5,309
  Transportation(9)

Kent Wise               1996       117,540        7,500         --                 14,500       65,395(8)
  Vice President -      1995       103,000        6,500         --                  7,000        4,303
  Western Region        1994        61,026          263         --                  7,500       17,723


- ---------------------------------------


(1) Mr. Kendig was named to the office of President and Chief Operating Officer of the Company on August 25, 1995. He previously held the position of Senior Vice President-Merchandising and Advertising of the Company.

(2) Mr. Menzer resigned from the Company on August 25, 1995.

(3) Pursuant to the Company's Executive Incentive Compensation Plan.
(4) These amounts represent a car allowance for each Named Executive.
(5) 1996 option grants reflect the cancellation of options granted in prior years and the issuance of new options in identical amounts. See "Option Grants in the Last Year" below.
(6) Except as otherwise indicated, represents amounts contributed to the accounts of the Named Executives pursuant to the Company's Employees' Savings Plan.
(7) Includes $16,223 of moving and related expenses of joining the employ of the Company.

(8) Includes $59,503 of moving and related expenses of relocation.

(9) Mr. Fisher left the employ of the Company during Fiscal 1997.

OPTION GRANTS IN THE LAST YEAR

    Shown below is information on grants of stock options pursuant to the Company's Stock Option and Performance Award Plan (the "Option Plan") during the fiscal year ended March 31, 1996, to the Named Executives who are reflected in the Summary Compensation Table.



                                                 INDIVIDUAL GRANTS IN FISCAL 1996(1)


                   NUMBER OF                                                    POTENTIAL REALIZABLE VALUE AT
                   SECURITIES     PERCENTAGE OF                                ASSUMED ANNUAL RATES OF STOCK
                   UNDERLYIING    TOTAL OPTIONS                                     PRICE APPRECIATION
                    OPTIONS        GRANTED TO    EXERCISE OR                         FOR OPTION TERM
                    GRANTED       EMPLOYEES IN   BASE PRICE     EXPIRATION           ----------------
                    (#)(2)        FISCAL YEAR    PER SHARE         DATE                5%          10%
                     ------        -----------    ---------     -----------        ---------   --------
Kendig..........   71,000              9.3%      $1.8125        2/8/06             $173,025    $438,478
Menzer..........     ---               ---          ---         ---                   ---          ---
Krubeck.........   56,000              7.3%      $1.8125        2/8/06             $136,470    $345,842
Fisher..........   14,500              1.9%      $1.8125        2/8/06              $35,336     $89,548
Wise...........    14,500              1.9%      $1.8125        2/8/06              $35,336     $89,548
Brainard........   46,000              6.0%      $1.8125        2/8/06             $112,100    $284,085


- ----------------------------------



(1) All options were granted to the Named Executives on February 9, 1996. The exercise price of each option was the closing sale price of the Common Stock as quoted on the Nasdaq Stock Market National Market System on the grant date. One-third of the options will become exercisable on each of the first, second, and third anniversaries of the grant date, unless otherwise provided in the Option Plan.

(2) Immediately prior to the option grants set forth below, all outstanding options held by the Named Executives were cancelled. All of the option grants set forth below were in an amount equal to the options so cancelled. Among those options cancelled were options for 25,000 shares of Common Stock granted to Mr. Kendig on September 27, 1995, immediately subsequent to his election as President and Chief Operating Officer of the Company.
    No other grants of options to Named Executives occurred in Fiscal 1996, prior to the grants set forth below.


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION VALUES


    Shown below is information with respect to (i) options exercised by the Named Executives pursuant to the Option Plan during Fiscal 1996; and (ii) unexercised options granted in Fiscal 1996 and prior years under the Option Plan to the Named Executives and held by them at March 31, 1996.


                                                           UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED IN-
                                                            OPTIONS AT 3/31/96             THE-MONEY OPTIONS AT
                      SHARES ACQUIRED                             EXERCISABLE/              3/31/96(1) EXERCISEABLE/
    NAME              ON EXERCISE (#)     VALUE REALIZED ($)   UNEXERCISABLE (#)                 UNEXERCISABLE
    ----              --------------      -----------------    -----------------                 -------------
Kendig...........       -0-                 -0-                 0 / 71,000                    $0 / $22,188
Menzer...........       -0-                 -0-                 75,000/0                      $0/$0
Krubeck..........       -0-                 -0-                 0 / 56,000                    $0 / $17,500
Fisher...........       -0-                 -0-                 0 / 14,500                    $0 /$  4,531
Wise.............       -0-                 -0-                 0 / 14,500                    $0 /$  4,531
Brainard.........       -0-                 -0-                 0 / 46,000                    $0 / $14,375


- --------------------------------

(1) Based on the closing sale price as quoted on the Nasdaq Stock Market National Market System on that date.

DIRECTOR COMPENSATION

    Messrs. Butler and Estrin each receive compensation at the rate of $108,000 per annum for employment services as Co-Chairman of the Board of Directors of the Company. In such capacities, Messrs. Butler and Estrin provide substantial, but not full-time, services to the Company, including strategic planning, supervisory and managerial assistance with respect to stockholder communications, financial community relations, and other matters. In February 1995, the Company entered into employment agreements with Messrs. Butler and Estrin pursuant to which Messrs. Butler and Estrin each agreed to serve as Co-Chairman of the Company for a three-year term ending on January 31, 1998 at a minimum annual base salary of $108,000 each, subject to periodic adjustment at the discretion of the Board of Directors of the Company. Messrs. Butler and Estrin are also entitled to participate in the Company's employee benefit programs. Neither Mr. Butler nor Mr. Estrin was paid any bonus for Fiscal 1996.

    Each Director of the Company, other than Messrs. Butler, Estrin and Kendig, receive an annual fee of $12,000 for their services as Directors. Such Directors also receive $850 for each meeting attended of the Board of Directors or of a committee of the Board of Directors (other than the Executive Committee). Chairmen of each of the committees, other than Messrs. Butler and Estrin, also receive $500 for each meeting of the committee attended. Directors are reimbursed for travel and lodging expenses in connection with board and committee meetings.

    The Company's Option Plan presently provides that options to purchase 4000 shares of Common Stock are automatically granted to each non-employee Director annually on the third trading date following the later of: (i) the date of the annual meeting of stockholders or (ii) the date on which the Company's earnings for the fiscal quarter immediately preceding such annual meeting date are released to the public. Individuals who are first elected or appointed to serve as Directors will receive an initial grant of an option to purchase 5,000 shares, but will not be entitled to receive the automatic grant of 4,000 shares in the year first elected or appointed as a Director. This initial grant is made on the third trading date following such election or appointment.

EMPLOYMENT AGREEMENT

    Mr. Menzer, who resigned from the Company on August 25, 1995, and the Company were parties to an employment agreement pursuant to which Mr. Menzer was to have been employed by the Company until May 5, 1997, and was entitled to a minimum annual base salary of $260,000 and to participate in the Company's employee benefit programs.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Option, Personnel and Compensation Committee of the Board (the "Compensation Committee") reviews the performance of corporate management and makes recommendations to the full Board with respect to the compensation of management and the establishment of management compensation plans. The Compensation Committee also grants options pursuant to the Company's Stock Option and Performance Award Plan and determines the number, price and terms of granted options. This Committee is presently comprised of Mr. Fantle, who is the Chairman, and Messrs. Fain and Lemer.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth the number of shares of the Company's Common Stock beneficially owned as of July 31, 1996 by: (i) persons known by the Company to own more than 5% of the Company's outstanding Common Stock; (ii) Directors of the Company; (iii) each of the Named Executives identified in the Summary Compensation Table under "Compensation of Directors and Executive Officers"; and (iv) all Directors and executive officers of the Company as a group.




                                                                      NATURE OF SHARES
NAME AND ADDRESS                                                      AND NATURE OF                 PERCENT
OF BENEFICIAL OWNERS                                                  BENEFICIAL OWNERSHIP          OF CLASS
- --------------------                                                  --------------------          --------
FoxMeyer Health Corporation(1)..........................                   953,877                  17.46%
             1220 Senlac Drive
             Carrollton, Texas 75006

Wechsler & Co., Inc.(2).................................                   731,293(3)               12.03%
             Suite 310
             105 South Bedford Road
             Mount Kisco, New York 10549

Wellington Management Company(4)........................                   722,968(5)               12.01%
             75 State Street
             Boston, Massachusetts 02109

Tweedy, Browne Company, L.P.(6).........................                   475,465(6)                8.70%
             52 Vanderbilt Avenue
             New York, New York 10017

State of Wisconsin Investment Board(7)..................                   396,142(7)                7.25%
             P.O. Box 7842
             Madison, Wisconsin 53707

Butler Equities II, L.P.(8).............................                   314,667(8)                5.76%
             207 Dune Road
             Box 137
             Westhampton Beach, New York 11978

Abbey J. Butler(1)......................................                    13,609(9)                 *

Melvyn J.Estrin(1)(10)..................................                    68,499(11)               1.25%

John B. Menzer..........................................                    75,000(12)               1.35%

Robert Kendig...........................................                    14,100                    *

Harvey A. Fain..........................................                     7,000(13)                *

                                                                     -8-




                                                                     NATURE OF SHARES
NAME AND ADDRESS                                                     AND NATURE OF                 PERCENT
OF BENEFICIAL OWNERS                                                 BENEFICIAL OWNERSHIP          OF CLASS
- --------------------                                                 --------------------          --------

Sheldon W. Fantle.......................................                    7,150(14)                *

Alfred H. Kingon........................................                    7,000(15)                *

William A. Lemer........................................                   11,506(16)                *

Richard T. Krubeck......................................                    8,736(17)                *

David A. Brainard.......................................                   16,100                    *

Kenneth L. Fisher.......................................                    1,500                    *

Kent Wise...............................................                       -0-                   *

All Directors and executive officers as a group.........                  284,149(18)               5.10%
                                                      (21 persons)





* Less than one percent
_____________________________
(1) As of July 31, 1996, Messrs. Butler and Estrin and entities controlled by them beneficially owned 3,589,221 shares, or approximately 20.09%, of the outstanding common stock of FoxMeyer.

(2)  Weschler & Co., Inc. is a registered securities broker and dealer.
     Mr. Norman J. Weschler is the majority stockholder, Chairman of the Board and President of Weschler & Co., Inc., and may be deemed to beneficially own the shares held by such company. This information is based upon a Schedule 13G provided to the Company by Weschler & Co., Inc.

(3) Includes 614,194 shares issuable upon conversion of the Company's 7-1/2% Convertible Subordinated Notes Due June 1, 2003.

(4) Wellington Management Company is a registered investment adviser which is deemed a beneficial owner of shares owned by its investment advisory clients and those investment advisory clients of its wholly-owned subsidiary, Wellington Trust Company, National Association. This information is based upon a Schedule 13G provided to the Company by Wellington Management Company.

(5) Includes shares issuable upon conversion of the Company's 7-1/2% Convertible Subordinated Notes Due June 1, 2003.

(6) Tweedy, Browne Company, L.P. ("TBC") is a registered securities broker and dealer and investment adviser which is deemed a beneficial owner of shares held in the accounts of its customers. The general partners of TBC are Christopher H. Browne, William H. Browne, James M. Clark, Jr. and John D. Spears, each of whom may be deemed to beneficially own the shares held by TBC. This information is based upon a Schedule 13D, as amended, provided to the Company on behalf of TBC.

(7) The State of Wisconsin Investment Board manages public pension funds and is deemed a beneficial owner of the shares owned by such funds. This information is based upon a Schedule 13G provided to the Company by The State of Wisconsin Investment Board. Includes shares issuable upon conversion of the Company's 7-1/2% Convertible Subordinated Notes Due June 1, 2003.

(8) Butler Equities II, L.P. is a Delaware limited partnership, the principal business of which is investing in securities. The sole general partner of such partnership is AB Acquisition Corp., all of the outstanding capital stock of which is owned by Mr. Butler.

(9)  Does not include shares owned by FoxMeyer or Butler Equities II, L.P.

(10) Mr. Estrin controls MJE, Inc., a Virginia corporation ("MJE"), and owns a majority of the outstanding capital stock of Human Service Group, Inc., a Delaware corporation with a wholly-owned subsidiary, HSG Acquisition Co., a Delaware corporation ("HSG"). MJE and HSG are the general partners of Estrin Equities Limited Partnership, a Maryland limited partnership which beneficially owns 116,103 shares, or 2.12%, of the Company's outstanding Common Stock.

(11) Includes 10,000 shares held as co-trustee for two trusts as to which Mr. Estrin disclaims beneficial ownership. Does not include shares owned by FoxMeyer or Estrin Equities Limited Partnership.

(12) Shares subject to options presently exercisable or exercisable within 60 days.

(13) Shares subject to options presently exercisable or exercisable within 60 days.

(14) Includes 7,000 shares subject to options presently exercisable or exercisable within 60 days.

(15) Shares subject to options presently exercisable or exercisable within 60 days.

(16) Includes 7,000 shares subject to options presently exercisable or exercisable within 60 days.

(17) Includes 1,935 shares issuable upon conversion of the Company's 7-1/2% Convertible Subordinated Notes Due June 1, 2003.

(18) The number of shares beneficial owned by all Directors and executive officers as a group (i) excludes shares owned by FoxMeyer, Butler Equities II, L.P., and Estrin Equities Limited Partnership and
     (ii) includes 103,000 shares subject to options presently exercisable or exercisable within 60 days and 1,935 shares issuable upon conversion of the Company's 7-1/2% Convertible Subordinated Notes Due June 1, 2003.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company currently leases from FoxMeyer Corporation its executive offices located in Carol Stream, Illinois and a 5,000 square foot data processing center located in Wichita, Kansas. During Fiscal 1996, the aggregate amount charged as rent and shared operating expenses to the Company under the lease for its executive offices was $2,000,000 and the annual rent for the data processing center was approximately $133,000. The lease for the executive offices expires on December 31, 2006 and the lease for the data processing center expires March 31, 1997. Based upon its examination of rents for comparable facilities in such areas, the Company believes that the terms of such leases were consistent with prevailing market rents.

                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                                  BEN FRANKLIN RETAIL STORES, INC.


August 13, 1996                    By: /S/ DAVID A. BRAINARD
                                       ----------------------
                                       David A. Brainard, Senior Vice President-
                                       Chief Financial Officer