Form 10-Q
period 1996-06-30
FRANKLIN BEN RETAIL STORES INC /DE/
filed 1996-08-14
CIK 880928

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------


                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-20079

                        BEN FRANKLIN RETAIL STORES, INC.
                        --------------------------------
             (Exact Name of Registrant as Specified in its Charter)


             DELAWARE                                   25-1552155
- -------------------------------------       ----------------------------------
   (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

         500 E. NORTH AVENUE,
        CAROL STREAM, ILLINOIS                          60188-2168
- -------------------------------------       ----------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

   REGISTRANT'S TELEPHONE NUMBER,                        708-482-6100
       INCLUDING AREA CODE                  ----------------------------------

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X    NO      .
                                       -----     -----

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF JULY 31, 1996:  5,462,750
                                                                   ---------

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                      PART I.  FINANCIAL INFORMATION
            BEN FRANKLIN RETAIL STORES, INC. AND SUBSIDIARIES
             CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
               (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
                              (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                              JUNE 30,
                                                          ------------------
                                                            1996       1995
                                                          --------   -------
NET SALES                                                 $ 46,473   $89,337

OPERATING COSTS
  Cost of Sales, Buying and Occupancy                       45,233    80,279

  General and Administrative Expenses                        8,851     8,920

  Depreciation and Amortization                              1,856     1,128
                                                          --------   -------
     Total Operating Expenses                               55,940    90,327
                                                          --------   -------

OPERATING LOSS                                              (9,467)     (990)

INTEREST EXPENSE -- NET                                      2,098     1,328

OTHER INCOME (EXPENSE)                                         194       (29)
                                                          --------   -------

LOSS BEFORE INCOME TAXES                                   (11,371)   (2,347)

     Income Tax Benefit                                         --       806
                                                          --------   -------

NET LOSS                                                  $(11,371)  $(1,541)
                                                          --------   -------
                                                          --------   -------

EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARES:

Net Loss
  - Primary                                               $  (2.08)  $  (.28)
  - Fully Diluted                                              N/A       N/A

Average Number of Common and
  Common Equivalent Shares Outstanding
  - Primary                                                  5,463     5,582
  - Fully Diluted                                              N/A       N/A


         See Notes to Condensed Consolidated Financial Statements.

               BEN FRANKLIN RETAIL STORES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS OF DOLLARS)

                                                 JUNE 30,     MARCH 31,
                                                  1996          1996
                                               (UNAUDITED)    ---------
                                               -----------
ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                     $ 10,314       $  6,952
  Short Term Investments                             532          1,337
  Receivables - Net                               57,598         63,746
  Inventories                                     45,103         53,309
  Current Deferred Tax Asset                       2,718          2,718
  Prepaid Expenses                                 4,731          4,872
                                                --------       --------
    TOTAL CURRENT ASSETS                         120,996        132,934

PROPERTIES AND EQUIPMENT
  Gross Property and Equipment                    56,053         57,284
  Less: Allowance for Depreciation
        and Amortization                          20,367         19,318
                                                --------       --------
  Net Properties and Equipment                    35,686         37,966
Intangibles, net of amortization                   5,057          5,731
DEFERRED TAX ASSET, NET OF VALUATION
  ALLOWANCE                                       18,771         18,755
OTHER ASSETS                                      10,033          9,842
                                                --------       --------
    TOTAL ASSETS                                $190,543       $205,228
                                                --------       --------
                                                --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                              $ 45,402       $ 53,098
  Other Current Liabilities                       14,376         16,232
                                                --------       --------
    TOTAL CURRENT LIABILITIES                     59,778         69,330

CONVERTIBLE SUBORDINATED NOTES                    28,750         28,750

OTHER LONG-TERM DEBT                              72,230         65,851

OTHER LONG-TERM LIABILITIES                        8,772          8,889

STOCKHOLDERS' EQUITY
  Preferred Stock, $.01 Par Value;
    1,000,000 authorized; none issued               --              --
  Common Stock, $.01 Par Value;
    15,000,000 shares authorized;
    5,462,750 shares issued                           55             55
  Capital in Excess of Par Value                  49,288         49,288
  Net Unrealized Holding Loss
    on Marketable Securities                        (125)          (101)
  Retained Earnings                              (28,020)       (16,649)
  Treasury Stocks                                   (185)          (185)
                                                --------       --------
  Total Stockholders' Equity                      21,013         32,408
                                                --------       --------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                      $190,543       $205,228
                                                --------       --------
                                                --------       --------


          See Notes to Condensed Consolidated Financial Statements.

                 BEN FRANKLIN RETAIN STORES, INC. AND SUBSIDIARIES
                  CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                 (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                        JUNE 30,
                                                    -------------------
                                                      1996       1995
                                                    --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                          $(11,371)  $ (1,541)
  Adjustments to Reconcile Net Income
    to Net Cash Flows (Used)
    Provided by Operating Activities:
    Depreciation and Amortization                      1,856      1,128
    Provision for Doubtful Receivables                   147        141
    Loss on the Sale of Assets                            --        127
    Loss on Sale of Investments                           73         13
    Decrease In Other Liabilities                       (117)      (141)
    Provision for Deferred Taxes                         (16)      (825)

    Cash Provided (Used)
    By Working Capital Items:
    Accounts and Notes Receivable                      6,001     (7,165)
    Inventories                                        8,206     (8,665)
    Prepaid Expenses                                     141     (6,487)
    Accounts Payable                                  (7,696)    12,593
    Accrued Liabilities                               (1,856)    (3,191)
    Other                                               (348)       (41)
                                                    --------   --------
    Total Adjustments                                  6,391    (12,513)
                                                    --------   --------
      Net Cash Flows Used by
        Operating Activities                          (4,980)   (14,054)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of Properties and
    Equipment                                           (243)      (758)
  Purchases of Investments                                --       (716)
  Acquisitions                                            --     (2,763)
  Proceeds from Sale of Properties
    and Equipment                                      1,474         --
  Proceeds from Sale of Investments                      732        712
                                                    --------   --------
      Net Cash Flows (Used) Provided
        by Investing Activities                        1,963     (3,525)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net Borrowings Under
    Line of Credit Agreement                           1,784     15,100
  Long-Term Debt Borrowings
    (Repayments)                                       4,595       (321)
                                                    --------   --------
      Net Cash Flows Provided
        by Financing Activities                        6,379     14,779

      Net Decrease in Cash and
        Cash Equivalents                               3,362     (2,800)
  CASH AND CASH EQUIVALENTS
    Beginning of the Period                            6,952      9,108
                                                    --------   --------
    End of the Period                               $ 10,314   $  6,308
                                                    --------   --------
                                                    --------   --------
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest Paid                                     $  2,416   $  1,951
                                                    --------   --------
                                                    --------   --------
  Income Taxes Paid                                 $     10   $      8
                                                    --------   --------
                                                    --------   --------


           See Notes to Condensed Consolidated Financial Statements.

                    BEN FRANKLIN RETAIL STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                        JUNE 30, 1996
                                 (IN THOUSANDS OF DOLLARS)
                                         (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION


The accompanying condensed consolidated financial statements of Ben Franklin Retail Stores, Inc. and subsidiaries (the "Company") are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows. The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results which may be expected for the entire year. Additional information is contained in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission for the year ended March 31, 1996 and it should be read in conjunction with this quarterly report.

On July 26, 1996, Ben Franklin Retail Stores, Inc. and certain of its subsidiaries: Ben Franklin Stores, Inc.; Ben Franklin Crafts, Inc.; Ben Franklin Realty Corp.; Ben Franklin Realty Corp. (II); and Ben Franklin Transportation, Inc. filed petitions for reorganization under Chapter 11 ("Chapter 11") of the United States Bankruptcy Code. The Company is presently operating its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Northern District of Illinois (the "Bankruptcy Court"). The financial statements do not include any adjustments that might be necessary to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities as a consequence of the bankruptcy proceedings and related uncertainties.

The following subsidiaries of Ben Franklin Retail Stores, Inc. did not file under Chapter 11 and continue to operate outside of the jurisdiction of the Bankruptcy Court: Ben Franklin Insurance Agency, Inc.; Belmont Insurance Co. Ltd.; and Auto Artistry, Inc.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Ben Franklin Stores, Inc. ("Ben Franklin"); Ben Franklin Crafts, Inc.; Ben Franklin Insurance Agency, Inc. ("BFIA"); Ben Franklin Realty Corp,; Ben Franklin Realty Corp. (II); Belmont Insurance Co., Ltd. ("Belmont"); Ben Franklin Transportation, Inc.; and Auto Artistry, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

INVENTORIES:

Merchandise inventories are stated at the lower of cost or market, using the last-in, first-out ("LIFO") method. The excess of first-in, first-out ("FIFO") over LIFO value of inventory at June 30, 1996 and March 31, 1996 was $70.

INVESTMENTS:

The Company's investments in marketable equity securities are classified as available for sale and are included in the consolidated balance sheet as "Short term investments" at their fair value of $532 and $1,337 at June 30, 1996 and March 31, 1996, respectively. The fair value is estimated based on quoted market prices.

NOTE 3 - LONG-TERM OBLIGATIONS

On May 3, 1996, the Company entered into a new revolving credit facility with a life insurance company and a commercial lender to replace its line of credit with LaSalle National Bank. The new facility expires on May 2, 1999 and provides for borrowings of up to $100,000 based upon advance ratios on eligible accounts receivable and inventories. The facility is secured by retail and wholesale inventories, receivables, and other assets (excluding real estate). The facility bears interest at the prime rate plus 1%, prohibits the payment of dividends, makes the Company subject to certain covenants and requires the Company to maintain certain financial ratios.

On June 30, 1996 there was $58,039 in outstanding borrowings under the new revolving credit facility. In addition, the Company had import letters of credit issued and outstanding of $921 at June 30, 1996. On June 30, 1996 the Company was not in compliance with certain financial covenants contained in its loan agreement. On July 11, 1996, the Company received a waiver of these first quarter financial covenants, and the interest rate was changed to prime plus 2%. Due to the Company's financial difficulties, the Company subsequently went into default under the new revolving credit facility. The exercise of any remedies available to the lenders stemming from such default is stayed as a result of the Bankruptcy proceedings. Further, as a result of such default, additional borrowings under the facility are not permitted and the Company is currently limited in its borrowings to sums available under the temporary debtor-in-possession financing arrangements described in Note 8 below.

At June 30, 1996 the Company maintained letter of credit facilities in the aggregate amount of $400 with various institutions maturing at various dates through May, 1997. The Company maintains cash and investment balances in excess of 120% of the amount of such letter of credit.

NOTE 4 - INCOME TAXES

The Company generated losses for financial reporting purposes during the three months ended June 30, 1996 and 1995. The income tax benefit for the three months ended June 30, 1995 of $806 is included in the balance sheet as a deferred tax asset. The income tax benefit for the three months ended June 30, 1996 of $3,124 has been reduced by a valuation allowance of $3,124 relating to net operating loss carryforwards that may not be realized.

NOTE 5 - RESTRUCTURING CHARGE

During the quarter ended December 31, 1995, the Company recorded a pre-tax restructuring charge of $11,213, related primarily to the re-engineering and consolidation of its wholesale operations and the closing of up to 8 of its Company-owned Craft superstores which had annual sales volumes of approximately $11,100. The cost associated with this re-engineering and consolidation and the store closings were primarily related to workforce reductions, inventory markdowns, certain asset writedowns, and future lease obligations. As of June 30, 1996 the remaining accrued restructuring charges of $3,921 related to future lease obligations, inventory markdowns and workforce reductions and are included in other current liabilities and as a reduction of inventories.

During the quarter ended December 31, 1993, the Company recorded a pre-tax restructuring charge of $5,254 related to the re-engineering of its wholesale operations, including costs associated with workforce and inventory reductions and certain facility relocation expenses. As of June 30, 1996 the remaining accrued restructuring charge of $1,244 related primarily to commitments remaining under lease obligations and certain facility relocation expenses and are included in other current liabilities.

NOTE 6 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, long-term note receivables, accounts payable and long-term debt (including short-term portion) are reasonable estimates of their fair value.

The fair value estimates presented are based on pertinent information available to management as of June 30, 1996. As previously discussed, the Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code on July 26, 1996. In Chapter 11 cases, substantially all liabilities as of the date of filing the petition for reorganization are subject to settlement under a plan of reorganization to be voted upon by the Company's creditors and stockholders and confirmed by the Bankruptcy Court. These financial statements do not include any adjustments that might be necessary to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities as a consequence of the bankruptcy proceedings and related uncertainties. (See
Note 9)

The estimated fair value of other financial instruments at June 30, 1996 are listed in the following table (in thousands of dollars):


                                           Carrying                  Fair
                                            Amount               Market Value
                                           --------              ------------

Financial Liability:

     Convertible subordinated notes        $28,750                  $13,944


The fair market value of Convertible Subordinated Notes is based on their quoted market price at June 30, 1996.

NOTE 7 - LEGAL PROCEEDINGS

On July 26, 1996, the Company and certain of its subsidiaries, Ben Franklin Crafts, Inc., Ben Franklin Stores, Inc., Ben Franklin Realty Corp., Ben Franklin Realty Corp. (II), and Ben Franklin Transportation, Inc., filed for protection from their creditors under Chapter 11 of the United States Bankruptcy Code in the case captioned, IN RE: BEN FRANKLIN RETAIL STORES, INC., ET. AL., (United States Bankruptcy Court, Northern District of Illinois, Eastern Division); Case No. 96 B 19482. The court assumed jurisdiction over the Company and such subsidiaries on such date, leaving the existing directors and officers in possession subject to the court's supervision and orders. The bankruptcy cases of the Company and its applicable subsidiaries are jointly administered under the foregoing caption and case number. The Company's other subsidiaries, Ben Franklin Insurance Agency, Inc., Belmont Insurance Co. Ltd., and Auto Artistry, Inc. continue to operate outside of the jurisdiction of the Bankruptcy Court.

In addition, the Company is subject to legal proceedings which arise in the ordinary course of its business, including proceedings involving certain of its franchise agreements and leases, and has recently been named as a defendant in a number of lawsuits filed by vendors and service providers which allege non-payment of amounts due, none of which proceedings or lawsuits is believed by the Company to be material. All such proceedings are stayed in accordance with the bankruptcy proceedings disclosed above.

NOTE 8 - SUBSEQUENT EVENTS

As discussed in Note 1 and Note 7, the Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code on July 26, 1996. The Debtors are authorized to continue to operate the business as debtors-in-possession and are subject to the jurisdiction of the Bankruptcy Court. On July 29, 1996 the Company entered into an agreement with its current revolving line of credit lenders to provide temporary debtor-in-possession financing while the Company continues to attempt to secure more permanent debtor-in-possession financing. The temporary financing allows for up to $2,000 in borrowings and is collateralized by substantially the same assets as those under its existing revolving line of credit and a second security interest on certain real estate assets. The temporary financing expires on August 25, 1996.

The Company announced that it will close its distribution center located in Ontario, California. The consolidation of inventory into the Company's Seymour, Indiana facility will help to reduce overhead expenses and improve inventory turnover and liquidity. The closing is expected to be completed by September 1996.

On July 29, 1996 the Company received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations relating to employee wages and reimbursable business expenses.

Consistent with the Company's strategy to concentrate its available resources on its core wholesaling business, the Company has decided to sell or close all 33 Company-owned and operated Ben Franklin Crafts Superstores. The sale or closing of the stores is subject to approval of the Bankruptcy Court. As the decision to close or sell the stores was made subsequent to June 30, 1996, no amounts have been accrued to provide for equipment removal, inventory shrinkage, rent and inventory markdowns anticipated to be incurred related to the store closings.

NOTE 9 - ACCOUNTS RECEIVABLE

As discussed in Note 6, accounts receivable have been valued in the balance sheet based on pertinent information available to management as of June 30, 1996 and the Company's allowance for bad debts has not been adjusted to reflect the possible effects on recoverability as a consequence of the bankruptcy proceedings and related uncertainties. Management believes that recoverability of its trade receivables could be impaired as a result of the following factors:

- - As a result of the filing, the Company will no longer ship product and extend trade credit to any customers whose accounts are past due. This change in policy may negatively impact such customers' operating performance and ability to meet their obligations to the Company.

- - The Company's service level to its customers as measured by its ability to ship is currently running at approximately 25%, which is far below the Company's historical service level of 90%. Many of the Company's customers rely on the Company as heir largest product supplier and provider of trade credit. If the Company's customers cannot find an alternative supplier or suppliers and sufficient trade credit to meet their working capital needs, the Company's customers' operating performance and ability to meet their obligations to the Company could be adversely impacted.

- - Overall, as a result of the Company's present financial situation, the cost to collect and time to collect trade receivables and obligations will increase. As a result, the Company may experience reduced realization rates on the final settlement of its accounts receivable.

In future operating periods, the Company expects to substantially increase its provision for doubtful accounts as specific circumstances relating to the collectibility and recoverability of accounts receivable with certain customers become known.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company franchises retail variety and craft stores under the names Ben Franklin and Ben Franklin Crafts and sells variety and crafts merchandise to its franchises and selected independent retail outlets on a wholesale basis. As of June 30, 1996, there were 304 franchisee-owned craft stores, including 110 craft superstores, 517 franchisee-owned variety stores and more than 700 independent retail outlets serviced by the Company throughout the United States and internationally. In addition, the Company owned and operated 33 Ben Franklin Crafts Superstores. On July 26, 1996 the Company and certain of its subsidiaries: Ben Franklin Stores, Inc.; Ben Franklin Crafts, Inc.; Ben Franklin Realty Corp.; Ben Franklin Realty Corp. II; and Ben Franklin Transportation, Inc. filed for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Reorganization Proceedings") in the Bankruptcy Court. The Company is currently operating its business as a debtor-in-possession in the Reorganization Proceedings. No plan of reorganization has been proposed in the Reorganization Proceedings, and the Company has the exclusive right to propose such a plan until November 26, 1996, unless such period is extended by order of the Bankruptcy Court. The Company is headquartered in Carol Stream, Illinois.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED
JUNE 30, 1995.

Net sales for the first quarter of fiscal 1997 decreased by 48.0% to $46.5 million as compared with $89.3 million in the same period of the prior year. As discussed in the Company's previously filed Form 10-K for the year ended March 31, 1996, the Company's shortage of liquidity has resulted in lower service levels in the Company's wholesale business to franchisees and independent retailers.

Cost of sales, buying, and occupancy expenses decreased by 43.7% to $45.2 million as compared with $80.3 million in the same period of the prior year. As a percent of sales however, these expenses have increased from 89.9% in the prior year to 97.3% in the current year. This increase primarily reflects fixed buying and occupancy expenses on lower sales volumes.

General and administrative expenses as a percent of sales have increased from 10.0% in the prior year to 19.0% in the current year. This increase primarily reflects fixed overhead expenses on lower sales volumes.

Net interest expense increased $.8 million during the three months ended June 30, 1996 from the same period in the prior year due to increased borrowing on the Company's revolving credit facility.

Net loss for the first quarter of fiscal 1997 increased to $11.4 million compared to a net loss of $1.5 million in the same period of the prior year. This increase reflects lower sales volumes during the first quarter of fiscal 1997 as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

On July 26, 1996, the Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The Debtors are authorized to continue to operate the business as debtors-in-possession and are subject to the jurisdiction of the Bankruptcy Court. On July 29, 1996 the Company entered into an agreement with its current revolving line of credit lenders to provide temporary debtor-in-possession financing while the Company continues to attempt to secure more permanent debtor-in-possession financing. The temporary financing allows for up to $2.0 million in additional borrowings and is collateralized by substantially the same assets as those under its existing revolving line of credit and a second security interest on certain real estate assets. The temporary financing expires on August 25, 1996.

The Company is currently negotiating with its existing lenders to obtain a consensual arrangement, pursuant to which such lenders would provide the Company with additional debtor-in-possession financing or would consent to the Company's use of their cash collateral, as defined in the U.S. Bankruptcy Code, to fund the Company's ongoing operations. If such negotiations are unsuccessful, the Company intends to seek the Bankruptcy Court's approval to use such cash collateral over the objections of such lenders. There can be no assurance that any of these efforts will be successful, or if successful, that any such financing or cash collateral will be sufficient to fund the Company's ongoing operations, even with a narrowed focus on the Company's wholesaling business, or will be on terms that will enable the Company to do so.

Net working capital decreased $2.4 million from March 31, 1996 to June 30, 1996. Capital expenditures were $.2 million for the quarter ended June 30, 1996.

                         PART II - OTHER INFORMATION

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

a) EXHIBITS

* Exhibit 11 - Computation of Earnings Per Common Share

* Exhibit 27 - Financial Data Schedule


b) REPORTS ON FORM 8-K

   The registrant did not file any reports on Form 8-K during the three months ended June 30, 1996.

   On August 9, 1996, the Company filed Form 8-K announcing the Bankruptcy petition filed on July 26, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BEN FRANKLIN RETAIL STORES, INC.


                                        By  /s/ DAVID A. BRAINARD
                                            --------------------------------

                                                David A. Brainard
                                                Senior Vice President
                                                Chief Financial Officer

                                        By  /s/ DAVID J. LAROCHE
                                            --------------------------------

                                                David J. Laroche
                                                Vice President, Controller
                                                and Chief Accounting Officer



Date: August 14, 1996