Form 10-Q
period 1996-09-30
FRANKLIN BEN RETAIL STORES INC /DE/
filed 1996-11-19
CIK 880928

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-20079


                         BEN FRANKLIN RETAIL STORES,INC.
                         -------------------------------
             (Exact Name of Registrant as Specified in its Charter)



               DELAWARE                                 25-1552155
------------------------------------              -----------------------
  (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)



  500 E. North Avenue, Carol Stream, Illinois            60188-2168
-----------------------------------------------   -----------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)


Registrant's Telephone Number, Including Area Code       630-462-6100
                                                       ----------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No .
                                        ---

Number of shares of Common Stock outstanding as of September 30, 1996:
5,462,750
---------

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION
                BEN FRANKLIN RETAIL STORES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                             SEPTEMBER 30,               SEPTEMBER 30,
                                        ---------------------      -----------------------
                                          1996         1995           1996          1995
                                        --------     --------      ---------      --------
NET SALES                               $  9,941     $101,482      $  46,039      $179,232

OPERATING EXPENSES
 Cost of Sales, Buying
 and Occupancy Expenses                   13,877       89,855         50,571       159,805

 General and
 Administrative Expenses                   4,425        4,672          9,538         9,848

 Depreciation and Amortization             1,611          888          3,032         1,663
                                        --------     --------      ---------      --------
   Total Operating Expenses               19,913       95,415         63,141       171,316
                                        --------     --------      ---------      --------
OPERATING INCOME (LOSS)                   (9,972)       6,067        (17,102)        7,916

Net Interest Expense
 (1996 Contractual
 Net Interest $2,183; $4,224)              1,795        1,632          3,836         2,960

Other Income                                 104          115            312           175
                                        --------     --------      ---------      --------
INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE REORGANIZATION
 ITEMS, INCOME TAXES AND
 DISCONTINUED OPERATIONS                 (11,663)       4,550        (20,626)       5,131

Reorganization Expense                    60,140           --         60,140            --

Income Tax Expense (Benefit)                  12        1,592             12        1,808
                                        --------     --------      ---------      --------
INCOME (LOSS) FROM
 CONTINUING OPERATIONS                   (71,815)       2,958        (80,778)       3,323
                                        --------     --------      ---------      --------
DISCONTINUED OPERATIONS
 (NET OF TAXES)                          (23,423)      (1,934)       (25,831)       (3,840)
                                        --------     --------      ---------      --------
NET INCOME (LOSS)                       $(95,238)    $  1,024      $(106,609)     $   (517)
                                        --------     --------      ---------      --------
                                        --------     --------      ---------      --------
EARNINGS (LOSS) PER COMMON
 AND COMMON EQUIVALENT SHARES:

Income (Loss) from Continuing
 Operations
   Primary                              $ (13.15)    $    .54      $  (14.79)     $    .60
   Fully Diluted                            N/A           .36           N/A            .44

Net Income (Loss)
   Primary                              $ (17.43)    $    .19      $  (19.51)     $   (.09)
   Fully Diluted                            N/A           .15           N/A            N/A

Average Number of Common and Common
 Equivalent Shares Outstanding
   Primary                                 5,463        5,463          5,463         5,523
   Fully Diluted                           9,173        9,173          9,173         9,237

NOTES: 1. See Notes to Condensed Consolidated Financial Statements.
       2. The prior year has been restated for discontinued operations.

                BEN FRANKLIN RETAIL STORES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)


                                           SEPTEMBER 30,          MARCH 31,
                                              1996                  1996
                                           (UNAUDITED)            ---------
                                           ------------
ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                  $  6,009             $  6,952
  Short Term Investments                          466                1,337
  Receivables - Net                            25,811               63,746
  Inventories                                  16,502               53,309
  Current Deferred Tax Asset                       --                2,718
  Prepaid Expenses                              1,618                4,872
                                             --------             --------
   TOTAL CURRENT ASSETS                        50,406              132,934

NET ASSETS OF DISCONTINUED OPERATIONS             232                   --

PROPERTIES AND EQUIPMENT
  Gross Property and Equipment                 35,019               57,284
  Less: Allowance for Depreciation
        and Amortization                       12,007               19,318
                                             --------             --------
  Net Properties and Equipment                 23,012               37,966
Intangibles, Net of Amortization                   53                5,731
DEFERRED TAX ASSET, NET OF VALUATION
  ALLOWANCE                                        --               18,755
OTHER ASSETS                                    3,168                9,842
                                             --------             --------
   TOTAL ASSETS                              $ 76,871             $205,228
                                             --------             --------
                                             --------             --------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES NOT SUBJECT TO COMPROMISE:
  Current Liabilities
  Accounts Payable                           $  7,753             $ 53,098
  Revolving Line of Credit                     33,921                   --
  Other Current Liabilities                    19,280               16,232
                                             --------             --------
   TOTAL CURRENT LIABILITIES                   60,954               69,330

  CONVERTIBLE SUBORDINATED NOTES                   --               28,750

  OTHER LONG-TERM DEBT                             --               65,851

  OTHER LONG-TERM LIABILITIES                     277                8,889

LIABILITIES SUBJECT TO COMPROMISE              89,783                   --

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred Stock, $.01 Par Value;
   1,000,000 authorized; none issued               --                   --
  Common Stock, $.01 Par Value;
   15,000,000 shares authorized;
   5,462,750 shares issued                         55                   55
  Capital in Excess of Par Value               49,288               49,288
  Net Unrealized Holding Loss
   on Marketable Securities                       (43)                (101)
  Retained Earnings                          (123,258)             (16,649)
  Treasury Stocks                                (185)                (185)
                                             --------             --------
  Total Stockholders' Equity                  (74,143)              32,408
                                             --------             --------
   TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                     $ 76,871             $205,228
                                             --------             --------
                                             --------             --------

            See Notes to Condensed Consolidated Financial Statements.

                BEN FRANKLIN RETAIL STORES, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                           SEPTEMBER 30,
                                                  ------------------------------
                                                     1996                1995
                                                  ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 NET (LOSS)                                       $(106,609)          $   (517)
 Adjustments to Reconcile Net (Loss)
   to Net Cash Flows Provided (Used)
   by Operating Activities:
   Depreciation and Amortization                      3,032              2,370
   Provision for Doubtful Receivables                   509                284
   Net Book Value of Assets Retired                   1,495                143
   Loss on Sale of Investments                           57                 71
   Decrease in Other Liabilities                       (745)            (1,450)
   Provision for Deferred Taxes                         (15)              (289)
   Effects of Reorganization                         74,404                 --

   Cash Provided (Used)
   By Working Capital Items:
   Accounts and Notes Receivable                     12,379            (33,491)
   Inventories                                       10,408             (7,292)
   Inventories of Discontinued Operations            23,316                 --
   Other Current Assets                               2,188             (4,910)
   Accounts Payable                                  (2,916)            (1,679)
   Accrued Liabilities                               (1,442)            (1,026)
   Other Assets                                       1,268               (243)
                                                   --------           --------
 Total Adjustments                                  123,938            (47,512)
                                                   --------           --------
   Net Cash Flows Provided (Used)
    by Operating Activities                          17,329            (48,029)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of Properties and Equipment                 (461)              (751)
 Purchases of Investments                                --               (626)
 Acquisitions                                            --             (2,785)
 Proceeds from Sale of Investments                      814              1,205
                                                   --------           --------
 Net Cash Flows Provided (Used)
   by Investing Activities                              353             (2,957)
                                                   --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Borrowings (Repayments) Under
     Line of Credit Agreement                       (17,427)            50,200
 Long-Term Debt Borrowings (Repayments)              (1,198)              (663)
                                                   --------           --------
 Net Cash Flows Provided (Used)
   by Financing Activities                          (18,625)            49,537
                                                   --------           --------
  Net Decrease in Cash and Cash Equivalents            (943)            (1,449)
 CASH AND CASH EQUIVALENTS
  Beginning of the Period                             6,952              9,108
                                                   --------           --------
  End of the Period                                $  6,009           $  7,659
                                                   --------           --------
                                                   --------           --------
SUPPLEMENTAL CASH FLOW INFORMATION
 Interest Paid                                     $  4,160           $  3,409
                                                   --------           --------
                                                   --------           --------
 Income Taxes Paid                                 $     17           $     16
                                                   --------           --------
                                                   --------           --------

            See Notes to Condensed Consolidated Financial Statements.

                BEN FRANKLIN RETAIL STORES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


NOTE 1 - REORGANIZATION AND BASIS OF PRESENTATION

On July 26, 1996, Ben Franklin Retail Stores, Inc. and certain of its subsidiaries: Ben Franklin Stores, Inc.; Ben Franklin Crafts, Inc.; Ben Franklin Realty Corp.; Ben Franklin Realty Corp. (II); and Ben Franklin Transportation, Inc., filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). The Company is presently operating its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Northern District of Illinois (the "Bankruptcy Court"). Through a reorganization under Chapter 11, management intends to restructure the operations and capitalization of the Company in order to strengthen the Company's financial position and operating performance. Except as otherwise disclosed, the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities.

The following subsidiaries of Ben Franklin Retail Stores, Inc. did not file under Chapter 11 and continue to operate outside of the jurisdiction of the Bankruptcy Court: Ben Franklin Insurance Agency, Inc.; Belmont Insurance Co., Ltd.; and Auto Artistry, Inc. As part of the reorganization, the Company is actively marketing for sale Ben Franklin Insurance Agency, Inc. and Auto Artistry, Inc. In addition, the Company has sold its Retail Accounting Division for $0.6 million and has a contract pending on the sale of its Baltimore warehouse.

The accompanying condensed consolidated financial statements of Ben Franklin Retail Stores, Inc. and subsidiaries (the "Company") are unaudited and have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements for the year ended March 31, 1996, and include all adjustments, including those of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows. However, as a result of the Chapter 11 filings, such realization of assets and liquidation of liabilities are subject to significant uncertainty. Further, the Company's ability to continue as a going concern is dependent upon the confirmation of a plan of reorganization by the Bankruptcy Court, achievement of profitable operations and the ability to generate sufficient financing sources to meet its restructured obligations. The results of operations for the six months ended September 30, 1996, are not necessarily indicative of the results which may be expected for the entire year. Additional information that should be read in conjunction with this quarterly report is contained in the Company's annual report on Form 10-K for the year ended March 31, 1996, and in the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1996, filed with the Securities and Exchange Commission.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES


PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of Ben Franklin Retail Stores, Inc. and its wholly-owned subsidiaries: Ben Franklin Stores, Inc. ("Ben Franklin"); Ben Franklin Crafts, Inc.; Ben Franklin Insurance Agency, Inc. ("BFIA"); Ben Franklin Realty Corp.; Ben Franklin Realty Corp. (II); Belmont Insurance Co., Ltd. ("Belmont"); Ben Franklin Transportation, Inc.; and Auto Artistry, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

As described in Note 1, Ben Franklin Insurance Agency, Inc.; Belmont Insurance Co., Ltd.; and Auto Artistry, Inc. have not filed for bankruptcy protection. Net assets of these wholly owned subsidiaries at September 30, 1996, excluding net intercompany receivables of $8.0 million, were $3.9 million.


DISCONTINUED OPERATIONS:

Consistent with the Company's strategy to concentrate on its core wholesaling business, the Company discontinued the operations of its Company-owned and operated Ben Franklin Crafts Superstores as described in Note 5. Results of the discontinued operations are shown separately in the income statement under Discontinued Operations. The prior year's income statement has been restated to reflect the prior year's results from the Company-owned stores as discontinued operations.

INVENTORIES:

Merchandise inventories are stated at the lower of cost or market, using the last-in, first-out ("LIFO") method. The excess of first-in, first-out ("FIFO") value over LIFO value of inventory at September 30, 1996, and March 31, 1996, was $70,000.


INVESTMENTS:

The Company's investments in marketable equity securities are classified as available for sale and are included in the consolidated balance sheet as "Short term investments" at their fair value of $0.5 million and $1.3 million at September 30, 1996, and March 31, 1996, respectively. The fair value is estimated based on quoted market prices.

NOTE 3 - LONG-TERM OBLIGATIONS

As described in Note 1, on July 26, 1996, the Company (other than as noted in Note 1) filed petitions for reorganization under Chapter 11. The Company is presently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. On July 29, 1996, the Company entered into an agreement with Jackson National Life Insurance Company and Foothill Capital Corporation (the "Lenders") to provide temporary debtor-in-possession financing while the Company continued to attempt to secure more permanent debtor-in-possession financing. The temporary financing allowed for up to $2.0 million in borrowings, bore interest at a rate of prime plus 2 3/4%, and was collateralized by substantially the same assets as those under its existing revolving line of credit with the Lenders and a second security interest on certain real estate assets. On August 14, 1996, the temporary debtor-in-possession financing was amended to increase the borrowings available from $2.0 million to $4.5 million.

On September 4, 1996, the Company entered into a debtor-in-possession financing agreement with the Lenders whereby the Company remits to the Lenders all cash and other proceeds of pre-petition collateral and, in return, the Lenders allow the Company the use of the cash collateral in accordance with the Company's budget approved by the Bankruptcy Court. Proceeds of payments received by the Lenders with respect to the collateral, including proceeds constituting accounts generated by the sale of inventory included in the pre-petition collateral, are applied by the Lenders to the outstanding borrowings under the revolving line of credit, the above described temporary financing and any post-petition borrowings. The Company's use of cash collateral for any monthly period is not permitted to exceed a budgeted expenditure amount. This agreement terminates on December 31, 1996. In the event that the Company fails to comply with the agreement, the Lenders may require it to sell or liquidate its assets promptly, unless the Bankruptcy Court is requested to direct, and directs, otherwise. On September 30, 1996, outstanding borrowings under the line of credit amounted to $33.9 million, which has been classified as a current liability on the balance sheet.

As a result of the bankruptcy filing, the Company is now in default under its mortgage agreements relating to its Baltimore and Seymour warehouses. Litigation relating to these mortgages is stayed in accordance with the bankruptcy proceedings and no party may take action except pursuant to further order of the Bankruptcy Court. The debt relating to these mortgages of $10.4 million is now classified as a current liability.


NOTE 4 - INCOME TAXES

The Company generated losses for financial reporting purposes during the six months ended September 30, 1996, and 1995 of $106.6 million and $0.5 million, respectively. The income tax provision was $0.3 million for the six months ended September 30, 1995. The income tax benefit for the quarter ended June 30, 1996, of $3.1 million was reduced by a valuation allowance of $3.1 million during the same quarter. In addition, an income tax valuation provision of $21.5 million was recorded for the quarter ended September 30, 1996, due to uncertainties relating to the net operating loss carryforwards.

NOTE 5 - RESTRUCTURING CHARGE

During the quarter ended September 30, 1996, the Company recorded $23.4 million of pre-tax charges and adjustments for the closure of its 33 Company-owned stores. The costs associated with the store closings are shown in the income statement under discontinued operations and were primarily related to certain asset writedowns, inventory liquidations and goodwill writeoffs. In addition, the Company anticipates approximately $9.0 million of lease rejection claims will be incurred relating to the closure of these stores. These lease rejection claims have not yet been recorded as such claims remain subject to future adjustments depending on negotiations and actions of the Bankruptcy Court in the Chapter 11 cases as discussed in Note 10. The Company anticipates that the closings should be completed by December 15, 1996, at which time the leased stores will revert back to the landlords.

In conjunction with the store closings, the Company entered into agreements with third parties to liquidate the inventory and fixtures in the 33 company owned stores. As of September 30, 1996, all of the inventory had been sold to the liquidators, resulting in a reduction of consolidated inventories of $23.3 million. The Company is currently in the process of liquidating or disposing of the fixtures in the Company-owned stores.

During the quarter ended December 31, 1995, the Company recorded pre-tax restructuring charges of $11.2 million, related primarily to the re-engineering and consolidation of its wholesale operations and the closing of up to eight of its Company-owned Craft superstores which had annual sales volumes of approximately $11.1 million. The cost associated with this re-engineering and consolidation and the store closings were primarily related to workforce reductions, inventory markdowns, certain asset writedowns, and future lease obligations. As of September 30, 1996, the remaining liability relating to the re-engineering and consolidation was reduced to zero.

During the quarter ended December 31, 1993, the Company recorded pre-tax restructuring charges of $5.3 million related to the re-engineering of its wholesale operations, including costs associated with workforce and inventory reductions and certain facility relocation expenses. As of September 30, 1996, the subsequent remaining liability relating to the re-engineering was reduced to zero.


NOTE 6 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and net long-term notes receivables, and accounts payable and long-term debt not subject to compromise which are discussed in Note 10 (including short-term portion), are reasonable estimates of their fair values.

The fair value estimates presented are based on pertinent information available to management as of September 30, 1996. As previously discussed, the Company filed a petition for reorganization under Chapter 11 on July 26, 1996.

In Chapter 11 cases, substantially all liabilities as of the date of filing the petition for reorganization are subject to settlement under a plan of reorganization to be confirmed by the Bankruptcy Court. These financial statements do not include any adjustments that might be necessary to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities as a consequence of the bankruptcy proceedings and related uncertainties, with the exception of accounts receivable and long-term note receivables as discussed in Note 9.

As described in Note 10, the Company has classified $89.8 million of liabilities as Liabilities Subject to Compromise. Included in such amount are Convertible Subordinated Notes, which are carried at their historical value of $28.8 million. At September 30, 1996, the quoted market value of the Convertible Subordinated Notes, based on their quoted market price, was $2.6 million. The Company has not determined the fair values of the remaining liabilities that are subject to compromise.


NOTE 7 - LEGAL PROCEEDINGS

On July 26, 1996, Ben Franklin Retail Stores, Inc. and certain of its subsidiaries, Ben Franklin Crafts, Inc., Ben Franklin Stores, Inc., Ben Franklin Realty Corp., Ben Franklin Realty Corp. (II), and Ben Franklin Transportation, Inc., filed for protection from their creditors under Chapter 11 of the United States Bankruptcy Code in the case captioned, IN RE: BEN FRANKLIN RETAIL STORES, INC., ET. AL., (United States Bankruptcy Court, Northern District of Illinois, Eastern Division); Case No. 96 B 19482. The court assumed jurisdiction over the Company and such subsidiaries on such date, leaving the existing directors and officers in possession subject to the court's supervision and orders. The bankruptcy cases of the Company and its applicable subsidiaries are jointly administered under the foregoing caption and case number. The Company's other subsidiaries, Ben Franklin Insurance Agency, Inc., Belmont Insurance Co., Ltd., and Auto Artistry, Inc. continue to operate outside of the jurisdiction of the Bankruptcy Court.

FoxMeyer Corporation ("FoxMeyer"), a wholly-owned subsidiary of FoxMeyer Health Corporation ("FoxMeyer Health"), has filed for protection from its creditors under Chapter 11. FoxMeyer Health holds approximately 17.46% of the common stock of Ben Franklin Retail Stores, Inc. FoxMeyer is a party to several contractual relationships with the Company, including acting as the landlord under leases for the Company's headquarters in Carol Stream, Illinois and the Company's data processing center in Wichita, Kansas. Under the Bankruptcy Code, FoxMeyer may have rights that are adverse to the interests of the Company, including the right to reject such leases. In addition, Abbey J. Butler and Melvyn J. Estrin serve on the boards of directors of both Ben Franklin Retail Stores, Inc. and FoxMeyer and Mr. Butler and Mr. Estrin serve as Co-Chief Executive Officers of FoxMeyer.

The Company is subject to legal proceedings which arise in the ordinary course of its business, including proceedings involving certain of its franchise agreements and leases. In addition, immediately prior to the bankruptcy filing, the Company was named as a defendant in a number of lawsuits filed by vendors and service providers which allege non-payment of amounts due. All such proceedings are stayed in accordance with the bankruptcy proceedings disclosed above. Subsequent to filing bankruptcy, the Company has filed numerous lawsuits against various delinquent franchisees and other customers. It is likely that the defendants will file various counterclaims in these actions in an effort to avoid or reduce payments to the Company.

NOTE 8 - REORGANIZATION

The net expense resulting from the Company's Chapter 11 filing has been segregated from expenses related to ordinary operations in the accompanying consolidated financial statements and includes the following for the six months ended September 30, 1996 (in thousands of dollars):

Receivables reserve                                 $29,158
Deferred tax asset                                   21,488
Other expenses directly related to bankruptcy         3,642
Other reserves                                        1,957
Debt financing costs                                  1,641
Write off capitalized start-up costs                  1,402
Professionals fees                                      852
                                                     ------
                                                    $60,140
                                                    -------
                                                    -------


NOTE 9 - ACCOUNTS RECEIVABLE

As discussed in Note 6, accounts receivable and long-term note receivables have been valued in the balance sheet based on pertinent information available to management as of September 30, 1996. As a result of several factors, including reduced recoverability as a consequence of the bankruptcy proceedings and related uncertainties, the current state of the retail environment, lowered service levels in the Company's wholesale business to its franchisees and other customers and the financial condition of certain of its franchisees and other customers, the Company's allowance for bad debts has been adjusted to reflect a reevaluation of the collectability of certain accounts receivable previously deemed collectable. The allowance for doubtful accounts was increased by $23.8 million for accounts receivable. In addition, a reserve of $5.4 million was recorded for promissory notes and long-term receivables. The Company has initiated several lawsuits related to the above receivables.


NOTE 10 - LIABILITIES SUBJECT TO COMPROMISE

As Described in Note 1, since July 26, 1996, the Company has been operating as debtor-in-possession under Chapter 11 and is subject to the jurisdiction and supervision of the Bankruptcy Court. In the Chapter 11 cases, substantially all liabilities of the Company as of the date of the filing of the petitions for reorganization will be subject to settlement under the plan or plans of reorganization.

Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the filing date as recorded in the Company's accounting records. Claimants can file claims until a bar date as set by the court. Any differences will be investigated by the Company and may be resolved by negotiated agreements between the Company and the claimants or by the Bankruptcy Court as part of the Chapter 11 proceedings.

The principal categories of claims included in Liabilities Subject to Compromise in the Condensed Consolidated Balance Sheet effective July 26, 1996, are set forth below (in thousands of dollars):

Liabilities Subject to Compromise:

Trade and other claims                             $47,721
Convertible subordinated notes                      28,750
Retiree benefits                                     7,868
Long term debt                                       4,553
Other claims                                           891
                                                    ------
                                                    $89,783
                                                   -------
                                                    -------

These amounts represent management's best estimate of all known or potential claims. Such claims remain subject to future adjustments depending on negotiations and actions of the Bankruptcy Court in the Chapter 11 cases, further developments with respect to disputed claims, whether or not such claims are secured, and the value of any security interests securing any such claims.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company franchises retail variety and craft stores under the names Ben Franklin and Ben Franklin Crafts and sells variety and crafts merchandise to its franchisees and selected independent retail outlets on a wholesale basis. As of September 30, 1996, the Company had franchise agreements with independent franchisees covering approximately 300 craft stores, including approximately 100 craft superstores, and 500 variety stores. In addition, the Company had merchandise agreements with approximately 500 independent retailers. Currently, the Company is refusing to ship certain of these customers on credit due to their current financial condition and certain of these customers have not resumed ordering from the Company due to their "in stock" and "on order" position and various other reasons. It is not possible at this time to determine the exact number of these customers that the Company will do business with in the future. The Company has recently established a program to solicit new wholesale customers.


REORGANIZATION

In response to its deteriorating liquidity position and to facilitate the Company's restructuring, on July 26, 1996, Ben Franklin Retail Stores, Inc. and certain of its subsidiaries: Ben Franklin Stores, Inc.; Ben Franklin Crafts, Inc.; Ben Franklin Realty Corp.; Ben Franklin Realty Corp. (II); and Ben Franklin Transportation, Inc. filed for reorganization under Chapter 11 (the "Reorganization Proceedings") in the Bankruptcy Court. The Company is currently operating its business as a debtor-in-possession in the Reorganization Proceedings. As part of the reorganization, the Company is actively marketing for sale Ben Franklin Insurance Agency, Inc. and Auto Artistry, Inc. In addition, the Company has sold its Retail Accounting Division for $0.6 million and has a contract pending on the sale of its Baltimore warehouse. No plan of reorganization has been proposed in the Reorganization Proceedings and the Company has the exclusive right to propose such a plan until November 30, 1996. The Company has filed a motion with the Bankruptcy Court to extend such exclusivity period for an additional 120 days and a hearing on such motion is scheduled for November 27, 1996. The Chapter 11 filing results in the automatic stay of the commencement or prosecution of claims against the Company that arose before the Petition Date. Until a reorganization plan is confirmed by the Bankruptcy Court, payments of pre-petition liabilities will be limited to those payments approved by the Bankruptcy Court.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995.

Net sales for the second quarter of fiscal 1997 decreased by 90% to $9.9 million as compared with $101.5 million in the same period of the prior year.

As discussed in the Company's previously filed Form 10-K for the year ended March 31, 1996, and the Company's previously filed Form 10-Q for the quarter ended June 30, 1996, the Company's shortage of liquidity has resulted in lower service levels in the Company's wholesale business to franchisees and independent retailers. Prior to filing for protection under Chapter 11, the Company's service levels fell to 25% as a result of this lack of liquidity. Subsequent to the July 26, 1996, filing date, shipments of merchandise stopped as the Company was unable to purchase merchandise. Following the approval of the cash collateral agreement with the Lenders on September 4, 1996, the Company began shipments of merchandise in late September and by mid November, the Company's service levels had reached 80% of current orders.

Cost of sales, buying, and occupancy expenses decreased by 85% to $13.9 million as compared with $89.9 million in the same period of the prior year. As a percent of sales however, these expenses have increased from 89% in the prior year to 140% in the current year. This increase primarily reflects fixed buying and occupancy expenses on lower sales volumes.

General and administrative expenses as a percent of sales have increased from 5% in the prior year to 45% in the current year. This increase primarily reflects fixed overhead expenses on lower sales volumes.

The net loss for the second quarter of fiscal 1997 increased to $95.2 million compared to net income of $1.0 million in the same period of the prior year. This increase reflects lower sales volumes complicated by the bankruptcy, reorganization expenses of $60.1 million, and losses from discontinued operations of $23.4 million, incurred during the second quarter of fiscal 1997.

SIX MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1995.

Net sales for the first half of fiscal 1997 decreased by 74% to $46.0 million as compared with $179.2 million in the same period of the prior year. The decrease was due to the items noted above.

Cost of sales, buying, and occupancy expenses decreased by 68% to $50.6 million as compared with $159.8 million in the same period of the prior year. As a percent of sales however, these expenses have increased from 89% in the prior year to 110% in the current year. This increase primarily reflects fixed buying and occupancy expenses on lower sales volumes.

General and administrative expenses as a percent of sales have increased from 5% in the prior year to 21% in the current year. This increase primarily reflects fixed overhead expenses on lower sales volumes.

Significant headcount reductions were made during the quarter ended September 30, 1996, primarily related to the closing of the Company owned craft stores.
As of June 30, 1996, the Company employed 1,325 employees, and as of September 30, 1996, the Company employed 1,073 employees. The Company anticipates that it will employ approximately 400 employees by the end of the calendar year.

Net interest expense increased $0.9 million during the six months ended September 30, 1996, from the same period in the prior year due to increased borrowing on the Company's revolving credit facility.

The net loss for the first half of fiscal 1997 ending June 30, 1996, increased to $106.6 million compared to a net loss of $0.5 million in the same period of the prior year. This increase reflects lower sales volumes complicated by the liquidity problems and Chapter 11 filing, reorganization expenses of $60.1 million, and losses from discontinued operations of $25.8 million, incurred during the first half of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

As described in Note 1, on July 26, 1996, the Company (except as noted under "Reorganization") filed petitions for reorganization under Chapter 11. The Company is presently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. On July 29, 1996, the Company entered into an agreement with the Lenders to provide temporary debtor-in-possession financing while the Company continued to attempt to secure more permanent debtor-in-possession financing. The temporary financing allowed for up to $2.0 million in borrowings, bore interest at a rate of prime plus 2 3/4 %, and was collateralized by substantially the same assets as those under its existing revolving line of credit with the Lenders and a second security interest on certain real estate assets. On August 14, 1996, the temporary debtor-in-possession financing was amended to increase the borrowings available from $2.0 million to $4.5 million.

On September 4, 1996, the Company entered into a debtor-in-possession financing agreement with the Lenders whereby the Company remits to the Lenders all cash and other proceeds of pre-petition collateral and, in return, the Lenders allow the Company the use of the cash collateral in accordance with the Company's budget approved by the Bankruptcy Court. Proceeds of payments received by the Lenders with respect to the collateral, including proceeds constituting accounts generated by the sale of inventory included in the pre-petition collateral, are applied by the Lenders to the outstanding borrowings under the revolving line of credit, the above described temporary debtor-in-possession financing and any post-petition borrowings. The Company's use of cash collateral for any monthly period is not permitted to exceed a budgeted expenditure amount. This agreement terminates on December 31, 1996. In the event that the Company fails to comply with the agreement, the Lenders may require it to sell or liquidate its assets promptly, unless the Bankruptcy Court is requested to direct, and directs, otherwise. On September 30, 1996, there was $33.9 million in outstanding borrowings under the line of credit.

The Company will seek the consent of the Lenders for continued use of the Lenders' cash collateral commencing on December 31, 1996, as well as attempt to obtain debtor-in-possession financing from other sources. The Company believes that it is unlikely that such other sources of financing will be available to it and currently anticipates that, if the Lenders will not consent to the continued use of cash collateral, it would seek Bankruptcy Court approval for the use of cash collateral over the objections of the Lenders. There can be no assurance that the Company's efforts in any of these respects will be successful or that any financing available to it will be sufficient to fund its ongoing operations, even given its focus on its wholesaling business and the termination of its retail operations. The Company's ability to meet its cash requirements will also be impacted by the level of cash flow and profitability from its operations. Despite the Company's concerted efforts, there can be no assurance that its wholesale sales volume and service levels, and the collection of its trade accounts, will be sufficient to provide adequate cash flow from operations, in conjunction with any financing that it obtains.

Net working capital decreased $74.2 million from March 31, 1996, to September 30, 1996. Included in the decrease is $50.1 million of current liabilities which are now classified as Liabilities Subject to Compromise, and $10.4 million of long term debt which became current due to the bankruptcy filing. Capital expenditures were $0.5 million for the six months ending September 30, 1996.

                           PART II - OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a)   EXHIBITS

     Exhibit 11 - Computation of Earnings Per Common Share
     Exhibit 27 - Financial Data Schedule


b)   REPORTS ON FORM 8-K

     On August 9, 1996, the Company filed Form 8-K announcing the
     Bankruptcy petition filed on July 26, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BEN FRANKLIN RETAIL STORES, INC.


                                   By:  /s/ Steven J. Zabel
                                        -----------------------------------
                                        Steven J. Zabel
                                        Senior Vice President
                                        and Chief Financial Officer


                                   By:  /s/ Mark H. Klym
                                        -----------------------------------
                                        Mark H. Klym
                                        Vice President, Controller




Date:  November 18, 1996